Form 10-K405
period 1999-12-31
ALLFIRST PREFERRED CAPITAL TRUST; ALLFIRST PREFERRED ASSET TRUST
filed 2000-03-16
CIK 1093414, 1093413

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________

                                   FORM 10-K

          X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          -          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       Allfirst Preferred Capital Trust
            (Exact name of registrant as specified in its charter)

                        Commission File No. 33-88485-02

            Delaware                                        52-7054489
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification No.)


      25 South Charles Street
        Baltimore, Maryland                                    21201
(Address of principal executive offices)                     (zip code)

                                 410-244-4000
             (Registrant's telephone number, including area code)

                        Allfirst Preferred Asset Trust
            (Exact name of registrant as specified in its charter)

                        Commission File No. 33-88485-01


            Delaware                                        52-2205894
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


      25 South Charles Street
        Baltimore, Maryland                                    21201
(Address of principal executive offices)                    (zip code)

                                 410-244-4000
             (Registrant's telephone number, including area code)

       Securities registered Pursuant to Section 12(b) of the Act: None Securities registered Pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for at least the past 90 days. Yes  X    No
                                                        -

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K X
                             -

As of December 31, 1999, no voting stock was held by non-affiliates of the Registrants Documents Incorporated by Reference:

Prospectus, dated November 18, 1999, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-4 (No. 333-88485) filed by the Registrants and Allfirst Financial Inc. - Incorporated by reference in Part I

                                    PART I

ITEM 1. Business

Allfirst Preferred Capital Trust


         Allfirst Preferred Capital Trust ("Allfirst Capital Trust") is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") and common securities (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust (`Allfirst Asset Trust') and (iii) engaging in only those other activities necessary or incidental thereto.


Allfirst Preferred Asset Trust

         Allfirst Preferred Asset Trust ("Allfirst Asset Trust') is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing Asset Preferred Securities and its common securities (collectively the "asset securities"), (ii) investing the gross proceeds of the asset securities in junior subordinated debentures of Allfirst Financial Inc. and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto.

         The information set forth under the headings "Allfirst Preferred Capital Trust", "Allfirst Preferred Asset Trust", "Description of the New SKATES", "Description of the New Capital Guaranteee", "Description of the New Asset Preferred Securities", "Description of the New Asset Guarantee" and "Description of Investments" in the prospectus dated November 18, 1999 of Allfirst Capital Trust and Allfirst Asset Trust is incorporated by reference herein.

ITEM 2. Properties

        Not Applicable

ITEM 3. Legal Proceedings

        The registrants know of no material legal proceedings involving Allfirst Capital Trust, Allfirst Asset Trust or the assets of either of them.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of holders of any securities of Allfirst Capital Trust or Allfirst Asset Trust during the fiscal year covered by this report.

                                    PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

        a) There is no established public market for the Trust Common Securities of Allfirst Capital Trust or Alllfirst Asset Trust.

        b) All of the Trust Common Securities of Allfirst Capital Trust and Allfirst Asset Trust are owned of record and beneficially by Allfirst Financial Inc, ("Allfirst")

ITEM 6.  Selected Financial Data

     The registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM1. - Business, above. Accordingly, the financial statements included herein in response to ITEM 8 -Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The registrants' activities are limited to issuing securities and investing the proceeds as described above. Since Allfirst Capital Trust was formed on June 29, 1999, its activities, as specified in its declaration of trust, have been limited to the issuance of the Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") and the Trust Common Securities, investing of the proceeds in the Asset Preferred Securities of Allfirst Asset Trust and the payment of distributions on the Capital Trust Securities. Since Allfirst Asset trust was formed on June 29, 1999, its activities, as specified in its declaration of Trust, have been limited to issuing Asset Preferred Securities and Trust Common Securities, investing the proceeds in a junior subordinated debenture of Allfirst Financial Inc. and other permitted investments and the payment of distributions on the Asset Preferred Securities.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

     On July 13, 1999, Allfirst Capital Trust invested the gross proceeds from the sale of the Trust Common Securities and the Capital Trust Securities in the Asset Preferred Securities of Allfirst Asset Trust. Allfirst Asset Trust, in turn, invested the proceeds from the sale of the Asset Preferred Securities and a capital contribution from Allfirst in certain affiliate investment instruments and eligible securities (the "Trust Assets"). To the extent Allfirst Asset Trust has funds available from the Trust Assets, the Asset Trust Administrator may declare distributions to Allfirst Capital Trust, as holder of the Asset Preferred Securities. Allfirst Capital Trust's ability to pay distributions to the holders of the Capital Trust Securities is dependent on its receipt of distributions on the Asset Preferred Securities of Allfirst Asset Trust. Therefore, upon receipt of payments from the Trust Assets and the distribution thereof to Allfirst Capital Trust, Allfirst Capital Trust will make distributions to the holders of the Capital Trust Securities.

ITEM 8. Financial Statements and Supplementary Data

     In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on Pages F-1 through F-15 are incorporated by reference herein.

ITEM 9. Changes in and Disagreement With Accountants on Accounting and Financial Disclosures

     None

                                   PART III

ITEM 10.  Directors and Executive Officers of the Registrant


         The Trustees of Allfirst Capital Trust are as follows:

                  Capital Trust Administrator:  David  M. Cronin

                  Capital Property Trustee: The Bank of New York

                  Capital Delaware Trustee: The Bank of New York (Delaware)


         The Trustee of Allfirst Asset Trust are as follows:

                  Asset Trust Administrator: David M. Cronin

                  Asset Property Trustee:  The Bank of New York

                  Asset Delaware Trustee: The Bank of New York (Delaware)



         David Cronin is Executive Vice President and Treasurer of Allfirst. He has served in this capacity with Allfirst for the last five years.

         Each trustee has served since the Allfirst Capital Trust and Allfirst Asset Trust were organized on June 29, 1999. The trustees serve at the pleasure of Allfirst, as the holder of the Trust Common Securities.


ITEM 11. Executive Compensation

         Neither Allfirst Capital Trust or Allfirst Asset Trust has any executive officers. No employee of Allfirst receives any compensation for serving as a Asset Trust Administrator or Capital Trust Administrator or acting in any capacity for Allfirst Capital Trust or Allfirst Asset Trust separate from his or her compensation as an employee of Allfirst.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         The information in ITEM 1. - Business and ITEM 5. - Market for Registrants Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13.  Certain Beneficial Relationships and Related Transactions

         None.

                                    PART IV

ITEM 14.  Exhibits, Financial Statement Schedules  and Reports of Form 8-K

(a)  Documents filed as part of this Report:
      1.  Financial Statements
           The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-15.

      2.  Financial Statement Schedules
           None

      3.  Exhibits

           4.1 Supplement No. 1 to Indenture, dated as of September 15, 1999, between Allfirst Financial Inc., as successor by merger to First Maryland Bancorp, and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4 (No. 333-88485) (the "Registration Statement")).
           4.2 Indenture, dated as of July 13,1999, between First Maryland Bancorp and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 of the Registration Statement).
           4.3 Amended and Restated Declaration of Trust of Allfirst Preferred Capital Trust, dated as of July 13, 1999, among First Maryland Bancorp, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein (incorporated by reference to Exhibit 4.3 of the Registration Statement).
           4.4 Amended and Restated Declaration of Trust of Allfirst Preferred Asset Trust, dated as of July 13, 1999, among First Maryland Bancorp, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee, and the Administrators named therein (incorporated by reference to Exhibit 4.4 of the Registration Statement).
           4.5 Form of Capital Guarantee to be entered into by Allfirst and The Bank of New York, as Capital Guarantee Trustee, and registered under the Securities Act of 1933, as amended (incorporated by reference to Exhibit 4.5 of the Registration Statement).
           4.6 Form of Asset Guarantee to be entered into by Allfirst and the Bank of New York, As Asset Guarantee Trustee, and registered under the Securities Act of 1933, as amended (incorporated by reference to Exhibit 4.6 of the Registration Statement).
           4.7 Registration Rights Agreement, dated July 9, 1999, among Allfirst, Allfirst Preferred Capital Trust, Allfirst Preferred Asset Trust and the initial purchaser named therein (incorporated by reference to Exhibit 4.7 of the Registration Statement).
           5.1 Opinion and consent of Gregory K. Thoreson, Senior Vice President and General Counsel of Allfirst, as to legality of the junior subordinated debenture and guarantees to be issued by Allfirst (incorporated by reference to Exhibit 5.1 of the Registration Statement).
           5.2 Opinion of special Delaware counsel as to the legality of the SKATES to be issued by Allfirst Preferred Capital Trust and the Asset Preferred Securities to be issued by Allfirst Preferred Asset Trust (incorporated by reference to Exhibit 5.2 of the Registration Statement).
           8.1 Opinion of special tax counsel as to certain federal income tax matters (incorporated by reference to Exhibit 8.1 of the Registration Statement).
           27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

___________________
*   Filed herewith

                         INDEX TO FINANCIAL STATEMENTS
                                ITEM 14 (a) (1)

FINANCIAL STATEMENTS                                                                                     PAGE
--------------------                                                                                     ----
ALLFIRST PREFERRED CAPITAL TRUST
         Balance Sheet, December 31, 1999                                                                  F-2
         Statement of Earnings, For the Period July 13, 1999 (inception) to December 31, 1999              F-3
         Statement of Changes in Stockholders' Equity, For the Period July 13, 1999
           (inception) to December 31, 1999                                                                F-4
         Statement of Cash Flows, For the Period July 13, 1999 (inception) to December 31, 1999            F-5
         Notes to Financial Statements                                                                     F-6
         Report of Independent Accountants                                                                 F-8

ALLFIRST PREFERRED ASSET TRUST
         Balance Sheet, December 31, 1999                                                                  F-9
         Statement of Earnings, For the Period July 13, 1999 (inception) to December 31, 1999              F-10
         Statement of Changes in Stockholders' Equity, For the Period July 13, 1999
          (inception) To December 31, 1999                                                                 F-11
         Statement of Cash Flows, For the Period July 13, 1999 (inception)  to December 31, 1999           F-12
         Notes to Financial Statements                                                                     F-13
         Report of Independent Accountants                                                                 F-15

                       ALLFIRST PREFERRED CAPITAL TRUST
                                 Balance Sheet
                               December 31, 1999


(dollars in thousands)

ASSETS
Investment in Asset Preferred Securities - Allfirst Preferred Asset Trust...............        $102,019
Income receivable.......................................................................           1,715
                                                                                                --------
       Total assets.....................................................................        $103,734
                                                                                                ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued distributions payable...........................................................        $  1,664
                                                                                                --------
         Total liabilities..............................................................           1,664
                                                                                                --------

Stockholders' Equity:
Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced
     Securities; (aggregate liquidation amount $100,000)................................          98,958
Trust Common Securities (aggregate liquidation amount  $3,059)..........................           3,059
Undistributed earnings..................................................................              53
                                                                                                --------
       Total stockholders' equity.......................................................         102,070
                                                                                                --------
       Total liabilities and stockholders' equity.......................................        $103,734
                                                                                                ========



See Notes to Financial Statements

                        ALLFIRST PREFERRED CAPITAL TRUST
                             Statement of Earnings
         For the Period July 13, 1999 (inception) to December 31, 1999


(in thousands)

Income on Asset Preferred Securities - Allfirst Preferred Asset Trust, net of
  discount accretion of  $57......................................................     $3,605
                                                                                       ------
    Net Income....................................................................     $3,605
                                                                                       ======


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                 Statement of Changes in Stockholders' Equity
         For the Period July 13, 1999 (inception) to December 31, 1999


(in thousands)

Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities:
       Issuance of securities...................................................................      $ 98,903
       Discount accretion.......................................................................            55
                                                                                                      --------
       Balance at December 31, 1999.............................................................        98,958
                                                                                                      --------

Trust Common Securities:
       Issuance of Trust Common Securities.....................................................          3,059
                                                                                                      --------
       Balance at December 31, 1999............................................................          3,059
                                                                                                      --------

Undistributed earnings:
       Earnings.................................................................................         3,605
       Discount accretion.......................................................................           (55)
       Distributions on Floating Rate Non-Cumulative Subordinated Capital Trust
             Enhanced Securities................................................................        (3,442)
       Dividends on Trust Common Securities.....................................................           (55)
                                                                                                      --------
       Balance at December 31, 1999.............................................................            53
                                                                                                      --------

               Total Stockholders' Equity ......................................................      $102,070
                                                                                                      ========


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                           Statement of Cash Flows
         For the Period July 13, 1999 (inception) to December 31, 1999


(in thousands)

Cash Flows from Operating Activities:
  Net income.................................................................................        $ 3,605
 Adjustments to reconcile net income to cash provided by operating activities:
  Accretion of discount......................................................................            (57)
  Net increase in accrued distributions receivable...........................................         (1,715)
                                                                                                    --------
    Cash provided by operating activities....................................................          1,833

Cash Flows from Investing Activities:
  Purchase of Asset Preferred Securities.....................................................       (101,962)
                                                                                                    --------
    Cash used for investing activities.......................................................       (101,962)
                                                                                                    --------

Cash Flows from Financing Activities:
  Proceeds from issuance of preferred securities.............................................         98,903
  Proceeds from issuance of common securities................................................          3,059
  Cash dividends and distributions paid......................................................         (1,833)
                                                                                                    --------
    Cash provided by financing activities....................................................        100,129
                                                                                                    --------

Net change in cash...........................................................................              -
Cash, beginning of period....................................................................              -
                                                                                                    --------
Cash, end of period..........................................................................       $      -
                                                                                                    ========

Supplemental Disclosure of Cash Flows:
Preferred distributions of $1,664 were accrued at December 31, 1999.



See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                         Notes To Financial Statements
                               December 31, 1999



1.  Organization and Purpose

         Allfirst Preferred Capital Trust ("Allfirst Capital Trust") is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") and common securities, (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust ("Allfirst Asset Trust") and (iii) engaging in only those other activities necessary or incidental thereto.

         Allfirst Financial Inc. ("Allfirst") has paid compensation of $1.5 million to the initial purchaser of the Capital Trust Securities. Allfirst has also agreed to pay all fees and expenses related to the organization and operations of Allfirst Capital Trust, including any taxes, duties, assessments, or governmental charges of whatever nature imposed by the United States or any other domestic taxing authority upon Allfirst Capital Trust, other than withholding taxes. Allfirst will also be responsible for all debts and obligations of Allfirst Capital Trust, other than those obligations with respect to the Capital Trust Securities. Allfirst has agreed to indemnify the trustees and certain other persons.

2.  Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements are presented in accordance with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investment

         The investment in Asset Preferred Securities represents an undivided beneficial interest in the assets of Allfirst Asset Trust and is classified as held to maturity and, therefore, is recorded at cost. Income on the Asset Preferred Securities is accrued when earned. The discount on Asset Preferred Securities is accreted on a straight-line basis to the earliest call date which is July 15, 2009.

Income taxes

         Allfirst Capital Trust is treated as a grantor trust for U.S. Federal income tax purposes and, therefore, no provision for income taxes has been made.


3.  Investment in Asset Preferred Securities

         Allfirst Capital Trust holds 103,093 Asset Preferred Securities with a stated liquidation amount of $1,000 per Asset Preferred Security. The distribution rate on each Asset Preferred Security is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per Asset Preferred Security, reset quarterly. Distributions will be paid if, as and when Allfirst Asset Trust has funds available for distribution from corresponding interest payments on a junior subordinated debenture from Allfirst. Distributions on the Asset Preferred Securities are non-cumulative, and will be payable quarterly on January 15, April 15, July 15, and October 15 of each year, if, as, and when funds are available for payment. The distribution rate on the Asset Preferred Securities at December 31, 1999 was 7.68%.

                       ALLFIRST PREFERRED CAPITAL TRUST
                   Notes To Financial Statements - Continued


         The distributions on the Asset Preferred Securities are non-cumulative. The distribution calculation and payment provisions for the Asset Preferred Securities correspond to the distribution calculation and payment provisions for the Capital Trust Securities.

         Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst held by the Allfirst Asset Trust is redeemed. Allfirst may redeem the junior subordinated debenture, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions for the current quarterly period from the last distribution date. An equal amount of the Capital Trust Securities will be redeemed upon any redemption of the Asset Preferred Securities at the redemption price.

         Allfirst has guaranteed, on a subordinated basis, the payment of distributions by Allfirst Asset Trust if, as and when declared out of funds legally available and payments upon liquidation of Allfirst Asset Trust or the redemption of the Asset Preferred Securities to the extent of funds legally available.


4.  Subordinated Capital Trust Enhanced Securities

         Allfirst Capital Trust issued 100,000 of its Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities, Series A, $1,000 liquidation preference per security ("Capital Trust Securities"), on July 13, 1999 for an aggregate purchase price of $98,903,000. The Capital Trust Securities are redeemable if the Asset Preferred Securities of Allfirst Asset Trust are redeemed. Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst held by Allfirst Asset Trust is redeemed. Allfirst may redeem the junior subordinated debenture, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions for the current quarterly period from the last distribution date. An equal amount of the Capital Trust Securities will be redeemed upon any redemption of the Asset Preferred Securities at an amount per Capital Trust Security equal to $1,000 plus accrued and unpaid distributions from the last distribution payment date.

         Distributions on the Capital Trust Securities are non-cumulative. The distribution rate on the Capital Trust Securities is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per Capital Trust Security, reset quarterly. The distributions will be paid if, as and when Allfirst Capital Trust has funds available for distribution. Distributions on the Capital Trust Securities will be payable quarterly on each January 15, April 15, July 15 and October 15, if, as and when funds are available for payment. The distribution rate was 7.68% at December 31, 1999.

         Allfirst has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Capital Trust Securities to the extent that the Allfirst Capital Trust has funds legally available. This guarantee is subordinated to all other liabilities of Allfirst. Under certain circumstances, the Capital Trust Securities have preferential rights to payment relative to the Trust Common Securities.



5.  Trust Common Securities

         Allfirst owns 100% of the common securities of Allfirst Capital Trust.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustees of Allfirst Preferred Capital Trust


         In our opinion, the accompanying balance sheet and the related statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Allfirst Preferred Capital Trust (the "Trust") at December 31, 1999, and the results of its operations and its cash flows for the period from July 13, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express and opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Baltimore, Maryland
March 10, 2000

                        ALLFIRST PREFERRED ASSET TRUST
                                 Balance Sheet
                               December 31, 1999



(dollars in thousands)

ASSETS
Cash..........................................................................       $      60
U.S. Treasury bills available-for-sale........................................           5,563
Investment in affiliate junior subordinated debenture.........................         104,212
Interest receivable...........................................................           1,736
                                                                                     ---------
       Total assets...........................................................       $ 111,571
                                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued distributions payable.................................................       $   1,715
                                                                                     ---------
         Total liabilities....................................................           1,715
                                                                                     ---------

Stockholders' Equity:
Asset Preferred Securities (aggregate liquidation amount $103,093)............         102,019
Trust Common Securities (aggregate liquidation amount  $7,675)................           7,675
Undistributed  earnings.......................................................             165
Other comprehensive income....................................................              (3)
                                                                                     ---------
       Total stockholders' equity.............................................         109,856
                                                                                     ---------
       Total liabilities and stockholders' equity.............................       $ 111,571
                                                                                     =========


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                             Statement of Earnings
         For the Period July 13, 1999 (inception) to December 31, 1999


(in thousands)

Interest income on investment securities available-for-sale, including
     discount accretion of $123...............................................      $   123
Interest income on junior subordinated debenture, including discount
     accretion of $57.........................................................        3,647
                                                                                    -------
              Net Income......................................................      $ 3,770
                                                                                    =======


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                 Statement of Changes in Stockholders' Equity
         For the Period July 13, 1999 (inception) to December 31, 1999


(in thousands)

Asset Preferred  Securities:
       Issuance of securities....................................................................                 $101,962
       Discount accretion........................................................................                       57
                                                                                                                  --------
       Balance at December 31, 1999..............................................................                  102,019
                                                                                                                  --------

Trust Common Securities:
       Issuance of  securities...................................................................                    7,675
                                                                                                                  --------
       Balance at December 31, 1999..............................................................                    7,675
                                                                                                                  --------

Undistributed earnings:
       Earnings..................................................................................                    3,770
       Discount accretion........................................................................                      (57)
       Distributions on asset preferred securities...............................................                   (3,548)
                                                                                                                  --------
       Balance at December 31, 1999..............................................................                      165
                                                                                                                  --------

Other Comprehensive Income:
       Change in unrealized gains and losses on investment securities............................                       (3)
                                                                                                                  --------
       Balance at December 31, 1999..............................................................                       (3)
                                                                                                                  --------

               Total Stockholders' Equity........................................................                 $109,856
                                                                                                                  ========


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                            Statement of Cash Flows

         For the Period July 13, 1999 (inception) to December 31, 1999

Cash Flows from Operating Activities:
Net income..............................................................................        $   3,770
Adjustments to reconcile net income to cash provided by operating activities:
     Accretion of discounts.............................................................             (180)
     Net increase in interest receivable................................................           (1,736)
                                                                                                ---------
         Cash provided by operating activities..........................................            1,854
                                                                                                ---------

Cash Flows from Investing Activities:
     Investment in affiliate junior subordinated debenture..............................         (104,155)
     Investment in U.S. Treasury Bills..................................................          (11,111)
     Maturities of U.S. Treasury Bills..................................................            5,668
                                                                                                ---------
           Cash used for investing activities...........................................         (109,598)
                                                                                                ---------

Cash Flows from Financing Activities:
     Proceeds from issuance of preferred securities.. ..................................          101,962
     Proceeds from issuance of common securities..... ..................................            7,675
     Cash distributions on Asset Preferred Securities ..................................           (1,833)
                                                                                                ---------
            Cash provided by financing activities.......................................          107,804
                                                                                                ---------

Net change in cash......................................................................               60
Cash, beginning of period...............................................................                -
                                                                                                ---------
Cash, end of period.....................................................................        $      60
                                                                                                =========

Supplemental Disclosure of Cash Flows:
Preferred distributions of $1,715 were accrued at December 31, 1999.


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                        Notes To Financial Statements
                               December 31, 1999


1.  Organization and Purpose

         Allfirst Preferred Asset Trust ("Allfirst Asset Trust") is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing Asset Preferred Securities and its common securities (collectively the "asset securities"), (ii) investing the gross proceeds of the asset securities in junior subordinated debentures of Allfirst Financial Inc. and other permitted investments and (iii) engaging in only those other activities necessary or incidental thereto.

         Allfirst Financial Inc. ("Allfirst") has agreed to pay all fees and expenses related to the organization and operations of Allfirst Asset Trust, including any taxes, duties, assessment or governmental charges of whatever nature imposed by the United States or any other domestic taxing authority upon the Allfirst Asset Trust, other than withholding taxes. Allfirst will also be responsible for all debts and obligations of Allfirst Asset Trust, other than those obligations with respect to the Asset Preferred Securities. Allfirst has agreed to indemnify the trustees and certain other persons.

2.  Summary of Significant Accounting Policies

Basis of Presentation

         The financial statements are presented in accordance with United States generally accepted accounting principles, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet, and revenues and expenses for the period. Actual results could differ significantly from those estimates.

Investments

         Allfirst Asset Trust's investment in the Allfirst's junior subordinated debenture is classified as held to maturity and therefore, recorded at cost. Its investment in U.S. Treasury Bills is classified as available-for-sale and is recorded at fair value with unrealized gains and losses reported as a separate component of stockholders' equity. Accretion of discounts associated with U.S. Treasury Bills are computed on the level yield method.

Income Taxes

         Allfirst Asset Trust is treated as a partnership for U.S. Federal income tax purposes, therefore, no provision for income taxes has been made.

3.  Investment in Affiliate Junior Subordinated Debenture

         Allfirst Asset Trust holds a junior subordinated debenture of Allfirst with a principal amount of $105,310,000 maturing on July 15, 2029, which it acquired for a purchase price of $104,154,749. The junior subordinated debenture bears interest at a rate of LIBOR plus 1.43%, reset quarterly, from and including July 13, 1999. Interest is payable quarterly on January 15, April 15, July 15 and October 15 of each year, beginning October 15, 1999. Interest payments not paid when due will accrue interest, compounded quarterly, at the annual rate of LIBOR plus 1.43%. The interest rate on the junior subordinated debenture at December 31, 1999 was 7.61%.

                        ALLFIRST PREFERRED ASSET TRUST
                   Notes To Financial Statements - Continued
                               December 31, 1999


4.  Asset Preferred Securities

         Allfirst Asset Trust issued 103,093 Asset Preferred Securities with a stated liquidation amount of $1,000 per Asset Preferred Security for an aggregate purchase price of $101,962,070. The distribution rate on each Asset Preferred Security is a rate per annum of three month LIBOR plus 1.50% of the stated liquidation amount of $1,000 per Asset Preferred Security, reset quarterly. Distributions will be paid if, as and when Allfirst Asset Trust has funds available for payment. The distribution rate on the Asset Preferred Securities at December 31, 1999 was 7.68%.

         Allfirst Asset Trust will redeem the Asset Preferred Securities if the junior subordinated debenture of Allfirst is redeemed. Allfirst may redeem the junior subordinated debenture, in whole or in part, at any time on or after July 15, 2009 with the prior consent of the Federal Reserve Board and the Central Bank of Ireland. Allfirst Asset Trust will redeem the Asset Preferred Securities at an amount equal to $1,000 plus accrued and unpaid distributions for the current quarterly period from the last distribution date.

         Allfirst has guaranteed, on a subordinated basis, the payment of distributions by Allfirst Asset Trust, if, as and when declared out of funds legally available and payments upon liquidation of Allfirst Asset Trust or the redemption of the Asset Preferred Securities to the extent of funds legally available.

5.  Trust Common Securities

         Allfirst owns 100% of the common securities of Allfirst Asset Trust.

6.  Investment Securities Available-for-Sale

         The amortized cost and fair value of available-for-sale securities at December 31, 1999 are as follows:

                                                                        Gross             Gross
                                                     Amortized        Unrealized        Unrealized          Fair
                                                       Cost             Gains             Losses            Value
                                                     ---------        ----------        ----------          -----
U.S. Treasury Bill..............................       $5,566          $     -           $     (3)          $5,563
                                                     ---------        ----------         ---------          ------
Total...........................................       $5,566          $     -           $     (3)          $5,563
                                                     =========        ==========         ========           ======

         The U.S. Treasury Bill matures on December 7, 2000.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Trustees of Allfirst Preferred Asset Trust


         In our opinion, the accompanying balance sheet and the related statements of earnings, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Allfirst Preferred Asset Trust (the "Trust") at December 31, 1999, and the results of its operations and its cash flows for the period from July 13, 1999 (inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Trust's management; our responsibility is to express and opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Baltimore, Maryland
March 10, 2000

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 16/th/ day of March, 2000.




                                      ALLFIRST PREFERRED CAPITAL TRUST


                                      By:  /s/ David M. Cronin
                                          ---------------------------------
                                             (David M. Cronin )

                                      Title: Capital Trust Administrator



                                      ALLFIRST PREFERRED ASSET TRUST

                                      By  /s/ David M. Cronin
                                         ----------------------------------
                                           (David M. Cronin)

                                      Title: Asset Trust Administrator