Form 10-Q
period 2000-03-31
ALLFIRST PREFERRED CAPITAL TRUST; ALLFIRST PREFERRED ASSET TRUST
filed 2000-05-10
CIK 1093414, 1093413

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington,  D.C. 20549
                               _________________

                                   FORM 10-Q

             X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             --
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                      OR
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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

As of March 31, 2000, no voting stock was held by non-affiliates of the Registrants

                        Part 1 - Financial Information
                        ------------------------------

Item 1.  Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                                 Balance Sheet

                                  (unaudited)



(dollars in thousands)                                                                  March 31,   December 31,
                                                                                          2000          1999
                                                                                          ----          -----
ASSETS
Investment in Asset Preferred Securities - Allfirst Preferred Asset Trust.........      $102,047      $102,019
Income receivable.................................................................         1,662         1,715
                                                                                        --------      --------
       Total assets ..............................................................      $103,709      $103,734
                                                                                        ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued distributions payable.....................................................      $  1,613      $  1,664
                                                                                        --------      --------
         Total liabilities........................................................         1,613         1,664
                                                                                        --------      --------
Stockholders' equity:
Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced
     Securities; (aggregate liquidation amount $100,000)..........................        98,985        98,958
Trust Common Securities (aggregate liquidation amount $3,059).....................         3,059         3,059
Retained earnings.................................................................            52            53
                                                                                        --------      --------
       Total stockholders' equity.................................................       102,096       102,070
                                                                                        --------      --------
       Total liabilities and stockholders' equity.................................      $103,709      $103,734
                                                                                        ========      ========


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                             Statement of Earnings
                     For the Quarter ended March 31, 2000
                                  (unaudited)


(in thousands)
Income on Asset Preferred Securities- Allfirst Preferred Asset Trust, net of
     discount accretion of $28 ......................................................       $1,998
                                                                                            ------
            Net income...............................................................       $1,998
                                                                                            ======


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                 Statement of Changes in Stockholders' Equity
                     For the Quarter Ended March 31, 2000
                                  (unaudited)


(in thousands)
Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced
 Securities:
       Balance at December 31, 1999.........................................................   $ 98,958
       Discount accretion...................................................................         27
                                                                                               --------
       Balance at March 31, 2000............................................................     98,985
                                                                                               --------

Trust Common Securities:
       Balance at December 31, 1999.........................................................      3,059
                                                                                               --------
       Balance at March 31, 2000............................................................      3,059
                                                                                               --------

Undistributed earnings:
       Undistributed Earnings December 31, 1999.............................................         53
       Net income...........................................................................      1,998
       Discount accretion...................................................................        (27)
       Distributions on Floating Rate Non-Cumulative Subordinated Capital Trust
          Enhanced Securities...............................................................     (1,911)
       Dividends on Trust Common Securities.................................................        (61)
                                                                                               --------
       Balance at March 31, 2000............................................................         52
                                                                                               --------

Total Stockholders' Equity..................................................................   $102,096
                                                                                               ========


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                            Statement of Cash Flows
                                  (Unaudited)

                     For the Quarter Ended March 31, 2000

(in thousands)
Cash Flows From Operating Activities:
     Net income.........................................................................        $1,998
 Adjustments to reconcile net income to cash provided by operating activities:
     Accretion of discount..............................................................           (28)
     Net decrease in accrued distributions receivable ..................................            53
                                                                                                ------
         Cash provided by operating activities..........................................         2,023
                                                                                                ------


Cash Flows From Financing Activities:
      Cash dividends and distributions paid.............................................        (2,023)
                                                                                                ------
           Cash used for financing activities...........................................        (2,023)
                                                                                                ------

Net change in cash......................................................................             -
Cash, December 31, 1999.................................................................             -
                                                                                                ------
Cash, March 31, 2000....................................................................        $    -
                                                                                                ======
Supplemental Disclosure of Cash Flows:
Preferred distributions of $1,613 were accrued at March 31, 2000


See Notes to Financial Statements

                       ALLFIRST PREFERRED CAPITAL TRUST
                   Notes To Financial Statements (unaudited)
                                March 31, 2000


1.  Basis of Presentation

          The accompanying unaudited consolidated financial statements of Allfirst Preferred Capital Trust ("Allfirst Capital Trust"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal, recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst Capital Trust's 1999 Annual Report on Form 10-K.

                        ALLFIRST PREFERRED ASSET TRUST
                                Balance Sheets
                                  (unaudited)


(dollars in thousands)                                                                    March 31,    December 31,
                                                                                            2000           1999
                                                                                            ----           ----
ASSETS
Cash.......................................................................                $     61       $     60
U.S. Treasury bills available-for-sale.....................................                   5,657          5,563
Investment in affiliate junior subordinated debenture......................                 104,241        104,212
Interest receivable........................................................                   1,683          1,736
                                                                                           --------       --------
       Total assets .......................................................                $111,642       $111,571
                                                                                           ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accrued distributions payable..............................................                $  1,662       $  1,715
                                                                                           --------       --------
       Total liabilities...................................................                   1,662          1,715
                                                                                           --------       --------

Stockholders' equity:
Asset Preferred Securities (aggregate liquidation amount $103,093).........                 102,047        102,019
Trust Common Securities (aggregate liquidation amount  $7,675).............                   7,675          7,675
Undistributed  earnings....................................................                     273            165
Other comprehensive income.................................................                     (15)            (3)
                                                                                           --------       --------
       Total stockholders' equity..........................................                 109,980        109,856
                                                                                           --------       --------
       Total liabilities and stockholders' equity..........................                $111,642       $111,571
                                                                                           ========       ========


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                             Statement of Earnings
                     For the Quarter Ended March 31, 2000
                                  (unaudited)


(in thousands)
Interest income on investment securities available-for- sale, including
       discount accretion of $83...............................................     $   83
Interest income on junior subordinated debenture, including discount
       accretion of $28........................................................      2,023
                                                                                    ------
           Net Income..........................................................     $2,106
                                                                                    ======


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                  Statement of Changes in Stockholders Equity
                     For the Quarter Ended March 31, 2000
                                  (unaudited)


(in thousands)
Asset Preferred  Securities:
   Balance at December 31, 1999....................................................        $102,019
   Discount accretion..............................................................              28
                                                                                           --------
   Balance at March 31, 2000.......................................................         102,047
                                                                                           --------

Trust Common Securities:
   Balance at December 31, 1999....................................................           7,675
                                                                                           --------
   Balance at March 31, 2000.......................................................           7,675
                                                                                           --------
Undistributed earnings:
   Balance at December 31, 1999....................................................             165
   Earnings........................................................................           2,106
   Discount accretion..............................................................             (28)
   Distributions on asset preferred securities.....................................          (1,970)
                                                                                           --------
   Balance at March 31, 2000.......................................................             273
                                                                                           --------
Other Comprehensive Income:
   Balance December 31, 1999.......................................................              (3)
   Change in unrealized gains and losses on investment securities..................             (12)
                                                                                           --------
   Balance at March 31, 2000.......................................................             (15)
                                                                                           --------

        Total Stockholders' Equity March 31, 2000..................................        $109,980
                                                                                           ========

See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                            Statement of Cash Flows
                     For the Quarter Ended March 31, 2000
                                  (Unaudited)


Cash Flows From Operating Activities:
  Net income.......................................................................      $ 2,106
  Adjustments to reconcile net income to cash provided by operating activities:
     Accretion of discounts........................................................         (111)
     Net decrease in interest receivable ..........................................           53
                                                                                         -------
        Cash provided by operating activities......................................        2,048
                                                                                         -------

Cash Flows From Investing Activities:

      Investment in U.S. Treasury Bills............................................          (24)
                                                                                         -------
        Cash used for investing activities.........................................          (24)
                                                                                         -------

Cash Flows From Financing Activities:
      Cash distributions on Asset Preferred Securities.............................       (2,023)
                                                                                         -------
        Cash used for financing activities.........................................       (2,023)
                                                                                         -------

Net change in cash.................................................................            1
Cash, December 31, 1999............................................................           60
                                                                                         -------
Cash, March 31, 2000...............................................................      $    61
                                                                                         =======

Supplemental Disclosure of Cash Flows:
Preferred distributions of $1,662 were accrued at March 31, 2000.


See Notes to Financial Statements

                        ALLFIRST PREFERRED ASSET TRUST
                         Notes To Financial Statements
                                March 31, 2000



1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Allfirst Preferred Asset Trust ("Allfirst Asset Trust"), have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal, recurring accruals) necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. These unaudited financial statements should be read in conjunction with the audited financial statements and related notes included in Allfirst Asset Trust's 1999 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Allfirst Preferred Capital Trust ("Allfirst Capital Trust") is a statutory business trust formed on June 29, 1999 under the laws of the State of Delaware for exclusive purposes of (i) issuing Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities ("Capital Trust Securities") and common securities (ii) purchasing Asset Preferred Securities issued by Allfirst Preferred Asset Trust ("Allfirst Asset Trust") and (iii) engaging in only those other activities necessary or incidental thereto.

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

     The registrants' activities are limited to issuing securities and investing the proceeds as described above. Since Allfirst Capital Trust was formed on June 29, 1999, its activities, as specified in its declaration of trust, have been limited to the issuance of the Floating Rate Non-Cumulative Subordinated Capital Trust Enhanced Securities and the Trust Common Securities, investing of the proceeds in the Asset Preferred Securities of Allfirst Asset Trust and the payment of distributions on the Capital Trust Securities. Since Allfirst Asset trust was formed on June 29, 1999, its activities, as specified in its declaration of Trust, have been limited to issuing Asset Preferred Securities and Trust Common Securities, investing the proceeds in a junior subordinated debenture of Allfirst Financial Inc. and other permitted investments and the payment of distributions on the Asset Preferred Securities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

                          Part II - Other Information

Item 1. Legal Proceedings

          The registrants know of no material legal proceedings involving Allfirst Preferred Capital Trust or Allfirst Preferred Asset Trust, or the assets of either of them.

Item 2. Changes in Securities

          Not applicable

Item 3. Defaults upon Senior Securities

          Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable

Item 5. Other Information

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

    (27) Financial Data Schedules

(b) Reports on Form 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 10th day of May, 2000.


                              ALLFIRST PREFERRED CAPITAL TRUST


                              By: /s/ David M. Cronin
                                  -------------------------
                                      (David M. Cronin )
                              Title: Capital Trust Administrator



                              ALLFIRST PREFERRED ASSET TRUST

                              By: /s/ David M. Cronin
                                  -------------------------
                                      (David M. Cronin)

                              Title: Asset Trust Administrator